Form 10-Q
period 2001-03-31
FRONTIERVISION HOLDINGS CAPITAL CORP; FRONTIERVISION HOLDINGS LP; FRONTIERVISION HOLDINGS CAPITAL II CORP
filed 2001-05-15
CIK 1045708, 1045710, 1079201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


 ___ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


        Commission File Numbers: 333-36519, 333-36519-01 and 333-75567-01

                         FrontierVision Holdings, L.P.*
                  FrontierVision Holdings Capital Corporation*
                 FrontierVision Holdings Capital II Corporation*
           (Exact names of Registrants as specified in their charters)

              Delaware                              84-1432334
              Delaware                              84-1432976
              Delaware                              84-1481765
   (States or other jurisdiction       (IRS Employer Identification Numbers)
  of incorporation or organization)

          One North Main Street
             Coudersport, PA                        16915-1141
  (Address of principal executive offices)          (Zip Code)

                                 (814) 274-9830
              (Registrants' telephone number, including area code)


    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                  Yes   x                              No ___
                      -----

    Number of shares of common stock of FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation outstanding as of May 15, 2001: 100 and 1,000, respectively.

*FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and
 FrontierVision Holdings Capital II Corporation meet the conditions set forth in General Instruction H (1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

                                              FRONTIERVISION HOLDINGS, L.P.
                                      FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                     FRONTIERVISION HOLDINGS CAPITAL II CORPORATION

                                                     TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION                                                                             PAGE
                                                                                                             ----

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets - December 31, 2000 and March 31, 2001.............................  3

    Condensed Consolidated Statements of Operations - Three Months Ended
        March 31, 2000 and 2001..............................................................................  4

    Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000
         and 2001............................................................................................  5

    Notes to Condensed Consolidated Financial Statements.....................................................  6

    Balance Sheets of FrontierVision Holdings Capital Corporation -
         December 31, 2000 and March 31, 2001................................................................  9

    Note to Balance Sheets .................................................................................. 10

    Balance Sheets of FrontierVision Holdings Capital II Corporation -
         December 31, 2000 and March 31, 2001................................................................ 11

    Note to Balance Sheets................................................................................... 12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 13


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................... 18

SIGNATURES    .............................................................................................   19

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, FrontierVision Holdings, L.P. and subsidiaries ("Holdings" or the "Company"). These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risk associated with the company's growth and financing, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risk associated with reliance on the performance and financial conditions of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, or under Registration Statement Nos. 333-75567 and 333-36519 of Holdings, under the heading "Risk Factors". In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                    FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                (Dollars in thousands)

                                                                                      December 31,        March 31,
                                                                                          2000              2001
                                                                                   -------------------------------------
ASSETS

Property, plant and equipment - net                                                $         595,019  $        674,641
Intangible assets - net                                                                    1,719,828         1,767,425
Cash and cash equivalents                                                                      7,076             6,113
Subscriber receivables - net                                                                  14,896            15,524
Prepaid expenses and other assets - net                                                       26,156            27,552
                                                                                   -------------------------------------

        Total assets                                                               $       2,362,975  $      2,491,255
                                                                                   =====================================

LIABILITIES AND PARTNERS' EQUITY

Subsidiary debt                                                                    $         873,112  $        839,635
Parent debt                                                                                  313,340           320,951
Other debt                                                                                    21,588            18,401
Accounts payable                                                                              28,547            64,216
Subscriber advance payments and deposits                                                       7,985            10,155
Accrued interest and other liabilities                                                        36,664            40,761
Deferred income taxes                                                                         15,751            15,312
                                                                                   -------------------------------------
        Total liabilities                                                                  1,296,987         1,309,431
                                                                                   -------------------------------------

Commitments and contingencies (Note 6)

Partners' equity:
    FrontierVision Partners, L.P.                                                          1,064,922         1,180,642
    FrontierVision Holdings, L.L.C.                                                            1,066             1,182
                                                                                   -------------------------------------
        Total partners' equity                                                             1,065,988         1,181,824
                                                                                   -------------------------------------

        Total liabilities and partners' equity                                     $       2,362,975  $      2,491,255
                                                                                   =====================================











                      See the accompanying notes to condensed consolidated financial statements.

                                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                             (Dollars in thousands)



                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   2000               2001
                                                                              ----------------  -----------------

Revenues                                                                      $       74,837    $        82,486
                                                                              ----------------  -----------------

Operating expenses:
    Direct operating and programming                                                  26,314             29,069
    Selling, general and administrative                                               12,183             12,709
    Depreciation and amortization                                                     23,926             27,103
                                                                              ----------------  -----------------

        Total                                                                         62,423             68,881
                                                                              ----------------  -----------------

Operating income                                                                      12,414             13,605

Other (expense) income:
     Interest expense                                                                (26,265)           (25,775)
     Gain on cable systems exchange                                                       -              72,831
     Other                                                                                -              (1,531)
                                                                              ----------------  -----------------

         Total                                                                       (26,265)            45,525

(Loss) income before income taxes                                                    (13,851)            59,130
Income tax (expense) benefit                                                            (361)               439
                                                                              ----------------  -----------------

Net (loss) income                                                             $      (14,212)   $        59,569
                                                                              ================  =================



















                  See the accompanying notes to condensed consolidated financial statements.

                                   FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (Dollars in thousands)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                         2000              2001
                                                                                   -----------------  ----------------
Cash flows from operating activities:
    Net (loss) income                                                              $       (14,212)   $       59,569
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                       23,926            27,103
        Deferred income tax expense (benefit)                                                  361             (439)
        Gain on cable systems exchange                                                          -            (72,831)
        Non cash interest expense                                                            6,276             7,153
        Other                                                                                   -              1,531
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems exchange:
           Subscriber receivables                                                            1,605              (200)
           Prepaid expenses and other assets                                                 3,153            (3,882)
           Accounts payable and accrued interest and other liabilities                         652            39,766
           Subscriber advance payments and deposits                                            802             2,192
                                                                                   -----------------  ----------------

Net cash provided by operating activities                                                   22,563            59,962
                                                                                   -----------------  ----------------

Cash flows from investing activities:
    Expenditures for property, plant and equipment                                         (17,441)          (80,938)
    Acquisitions                                                                            (3,128)               -
                                                                                   -----------------  ----------------

Cash used for investing activities                                                         (20,569)          (80,938)
                                                                                   -----------------  ----------------

Cash flows from financing activities:
    Repayments of debt                                                                      (5,986)          (36,254)
    Partner capital contributions                                                            3,283            56,267
                                                                                   -----------------  ----------------

Net cash (used for) provided by financing activities                                        (2,703)           20,013
                                                                                   -----------------  ----------------

Decrease in cash and cash equivalents                                                         (709)            (963)

Cash and cash equivalents, beginning of period                                               7,412             7,076
                                                                                   -----------------  ----------------

Cash and cash equivalents, end of period                                           $         6,703    $        6,113
                                                                                   =================  ================






                     See the accompanying notes to condensed consolidated financial statements.

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

1.  The Partnership and Basis of Presentation

    FrontierVision Holdings, L.P. ("Holdings"), wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and, as a result, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. The Formation Transaction was accounted for at predecessor cost. As used herein, the "Company" collectively refers to Holdings, Holdings Capital, FrontierVision Operating Partners, Inc. ("FVOP Inc."), FVOP, Capital and FrontierVision Holdings Capital II Corporation ("Holdings Capital II").

    On October 1, 1999, Adelphia Communications Corporation ("Adelphia") purchased all outstanding FVP partnership interests in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities. The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the allocation of Adelphia's purchase price to acquire FVP has been reflected in Holdings' consolidated financial statements as of October 1, 1999.

    On December 2, 1998, Holdings, along with Holdings Capital II, co-issued $91,298 aggregate principal amount at maturity of Discount Notes, Series B. Net proceeds from the issuance were contributed to FVOP as a capital contribution.

    The Company owns and operates cable television systems in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems.

    Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in the statement of operations immediately.

    The adoption of these standards did not have a material impact on the Company's financial statements and therefore, a transition adjustment is not separately presented.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

2.  Cable Systems Exchange

    On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable system exchange with Comcast Corporation. As a result of the transaction, the Company added approximately 27,000 basic subscribers in Los Angeles, California in exchange for approximately 19,500 basic subscribers in Michigan. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $73,000, and an increase of property, plant and equipment and intangibles of approximately $11,000 and $62,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation.

3.  Debt

    The Company's debt was comprised of the following:

                                                                                 December 31,        March 31,
                                                                                     2000               2001
                                                                                ----------------  -----------------
  Subsidiary Debt:
      Bank Credit Facility:
           Revolving Credit Facility, interest based on various floating rate options (8.69% and 7.02% average at December 31, 2000
             and March 31, 2001, respectively)                                  $      200,000    $       175,000
           Term loans, interest based on various floating LIBOR rate
             options (8.97% and 7.39% weighted average at
             December 31, 2000 and March 31, 2001, respectively)                       462,406            454,388
      11% Senior Subordinated Notes due 2006                                           210,706            210,247
                                                                                ----------------  -----------------
               Total                                                            $      873,112    $       839,635
                                                                                ================  =================

  Parent Debt:
      11 7/8% Senior Discount Notes due 2007                                    $      313,340    $       320,951
                                                                                ================  =================

  Other Debt:
      Capital leases                                                            $       21,588    $        18,401
                                                                                ================  =================

4.  Supplemental Financial Information

    Cash payments for interest were $14,364 and $15,011 for the three months ended March 31, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $50,952 and $62,173 at December 31, 2000 and March 31, 2001, respectively. Accumulated amortization of intangible assets amounted to $66,171 and $79,279 at December 31, 2000 and March 31, 2001, respectively.

5.  Income Taxes

    Income tax expense for the three months ended March 31, 2000 and 2001 was comprised of deferred taxes.

6.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

7.  Derivative Financial Instruments

    The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

    The Company manages its interest rate risk through the use of interest rate protection instruments such as swaps, caps and collars. The use of such interest rate protection instruments (as required by some of the Company's borrowing agreements) is intended to minimize the volatility of cash flows caused by interest rate fluctuations. These instruments are not designated as hedging instruments under the provisions of SFAS No. 133. Therefore, the change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. Such amount was not material for the quarter ended March 31, 2001. As of January 1, 2001 and March 31, 2001, the fair value of interest rate swaps, caps and collars was not material.

                                     PART I - FINANCIAL INFORMATION (Continued)



                                     FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                                BALANCE SHEETS (Unaudited)


                                                                                   December 31,       March 31,
                                                                                       2000             2001
                                                                                  ---------------  ----------------

    ASSETS
    Cash                                                                          $         100    $          100
                                                                                  ---------------  ----------------
                   Total assets                                                   $         100    $          100
                                                                                  ===============  ================

    OWNER'S EQUITY

    Owner's equity:
          Common stock, par value $.01; 1,000 shares authorized;
               100 shares issued and outstanding                                  $           1    $            1
          Additional paid-in capital                                                         99                99
                                                                                  ---------------  ----------------
                Total owner's equity                                              $         100    $          100
                                                                                  ===============  ================


























                                             See the accompanying note to balance sheets.

                   FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)



    FrontierVision Holdings Capital Corporation, a Delaware corporation ("Holdings Capital"), is a wholly-owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on August 22, 1997 for the sole purpose of acting as co-issuer with Holdings of $237.7 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes. Holdings Capital has had no operations from inception through March 31, 2001.

                                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                                           BALANCE SHEETS (Unaudited)


                                                                                December 31,        March 31,
                                                                                    2000               2001
                                                                               ----------------  -----------------
ASSETS
Cash                                                                           $        1,000    $         1,000
                                                                               ----------------  -----------------
            Total assets                                                       $        1,000    $         1,000
                                                                               ================  =================

OWNER'S EQUITY

Owner's equity:
      Common stock, par value $.01; 1,000 shares authorized,
          issued and outstanding                                               $           10    $            10
      Additional paid-in capital                                                          990                990
                                                                               ----------------  -----------------
            Total owner's equity                                               $        1,000    $         1,000
                                                                               ================  =================



























                                             See the accompanying note to balance sheets.

                 FRONTIERVISION HOLDINGS CAPITAL II CORPORATION
                       NOTE TO BALANCE SHEETS (Unaudited)



    FrontierVision Holdings Capital II Corporation, a Delaware corporation ("Holdings Capital II"), is a wholly-owned subsidiary of FrontierVision Holdings, L.P. ("Holdings"), and was organized on December 2, 1998, for the sole purpose of acting as co-issuer with Holdings of $91.3 million aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes, Series B. Holdings Capital II has had no operations from inception through March 31, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

Introduction

    FrontierVision Holdings, L.P. ("Holdings"), wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"), is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"), of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). FVP contributed to Holdings, both directly and indirectly all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction") and, as a result, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. The Formation Transaction was accounted for at predecessor cost. As used herein, the "Company" collectively refers to Holdings, Holdings Capital, FrontierVision Operating Partners, Inc. ("FVOP Inc."), FVOP, Capital and FrontierVision Holdings Capital II Corporation ("Holdings Capital II").

    On October 1, 1999, Adelphia Communications Corporation ("Adelphia") purchased all outstanding FVP partnership interests in exchange for approximately $537,000 in cash, approximately 6.9 million shares of Adelphia Class A common stock and the assumption of certain liabilities. The acquisition of FVP by Adelphia has been accounted for using the purchase method of accounting. Accordingly, the allocation of Adelphia's purchase price to acquire FVP has been reflected in Holdings' consolidated financial statements as of October 1, 1999.

    On December 2, 1998, Holdings, along with Holdings Capital II, co-issued $91,298 aggregate principal amount at maturity of Discount Notes, Series B. Net proceeds from the issuance were contributed to FVOP as a capital contribution.

    The Company owns and operates cable television systems in small and medium-sized suburban and exurban communities in the United States in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems. As of March 31, 2001, the Company owned systems with broadband networks that passed in front of approximately 1,056,000 homes and served approximately 701,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its or Adelphia's affiliates, offers a wide range of telecommunications services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

Three Months Ended March 31, 2000 and 2001

    The following table illustrates the Company's operating activities:

                                                                             Percentage of Revenues
                                                                          ------------------------------
                                                                               Three Months Ended
                                                                                    March 31,
                                                                               2000           2001
                                                                          ------------------------------
              Revenues                                                           100.0%          100.0%

              Expenses:
                   Direct operating and programming                               35.2%           35.2%
                   Selling, general and administrative                            16.3%           15.4%
                   Depreciation and amortization                                  32.0%           32.9%
                                                                          ------------------------------
              Operating income                                                    16.5%           16.5%
                                                                          ==============================


Revenues

    Revenues increased 10.2%, or approximately $7,649, to $82,486 for the quarter ended March 31, 2001, compared with the same period of the prior year. This increase was primarily attributable to the growth of digital cable television and high speed data and Internet access subscribers, as well as an increase in management fees charged to affiliate companies. This increase was partially offset by a decrease in national and local advertising sales.

Direct operating and programming

    These expenses, which are comprised mainly of programming costs and technical expenses, increased by 10.5%, or approximately $2,755 to $29,069 for the quarter ended March 31, 2001, compared with the same period of the prior year. This increase was primarily attributable to digital cable television and high speed data and Internet access growth, as well as an increase in rates charged by program suppliers.

Selling, general and administrative

    These expenses, which are comprised mainly of costs relating to system offices, customer service representatives, sales and administrative employees, increased 4.3%, or approximately $526 to $12,709 for the quarter ended March 31, 2001, compared with the same period for the prior year. This increase was primarily attributable to marketing campaigns to enhance customer awareness, as well as other costs associated with the rollout of digital cable and high speed data.

Depreciation and amortization

    Depreciation and amortization increased 13.3%, or approximately $3,177 to $27,103 for the quarter ended March 31, 2001, compared with the same period of the prior year. This increase was primarily attributable to the exchange with Comcast Corporation and increased capital expenditures made during the past several quarters.

Interest expense

    Interest expense decreased 1.9%, or approximately $490 to $25,775 for the quarter ended March 31, 2001, compared with the same period of the prior year. This decrease was primarily attributable to the decrease in the average interest rate on outstanding variable rate indebtedness and a decrease in the average amount of outstanding indebtedness.

Gain on Cable Systems Exchange

    On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company recognized a gain of approximately $73,000 in the three months ended March 31, 2001.

Liquidity and Capital Resources

    The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. The Company historically has committed substantial capital resources for these purposes. These expenditures were funded through bank borrowings, public debt, equity investments, debt issued by affiliates and advances from affiliates and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

    The Company has made a substantial commitment to the technological development of its systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks in order to increase network capacity, digital capability, two-way communication and network reliability.

    Capital expenditures for the three months ended March 31, 2000 and 2001, were $17,441 and $80,938, respectively. The increase in capital expenditures for the quarter ended March 31, 2001, compared with the same period of the prior year was primarily due to the continual upgrading of the plant to be completely addressable and provide two-way communication capability. The Company expects capital expenditures for 2001 to range from approximately $180,000 to $220,000.

    At March 31, 2001, the Company's total outstanding debt aggregated approximately $1,178,987, which included $320,951 of parent debt and approximately $858,036 of subsidiary public, bank and other debt. As of March 31, 2001, Holdings' subsidiaries had an aggregate of approximately $125,000 in unused credit lines and cash and cash equivalents.

    The Company's weighted average interest rate on amounts payable to banks was approximately 8.40% at March 31, 2000, compared to approximately 7.29% at March 31, 2001. At March 31, 2001, approximately 66.26% of total debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at March 31, 2001:

                  Nine months ending December 31, 2001                  $      27,936
                  Year ending December 31, 2002                                46,415
                  Year ending December 31, 2003                                57,665
                  Year ending December 31, 2004                                62,053
                  Year ending December 31, 2005                               319,059

    The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Holdings, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Holdings' and its subsidiaries' indentures and credit agreements, including covenants under which the ability to incur indebtedness is, in part, a function of applicable ratios of total debt to cash flow.

    The Company believes that cash and cash equivalents, internally generated funds, borrowings under the existing credit facilities, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

    Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

Regulatory and Competitive Matters

    The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic programming services based upon a benchmark methodology, and

(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999.

    Rates for basic services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

    The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Company cannot predict the effect of future rulemaking proceedings or changes to the rate regulations.

    Cable television companies operate under franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

    The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept.

    The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

    The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers, some of which are now offering local programming channels. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

        None.

        (b) Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ending March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                       FRONTIERVISION HOLDINGS, L.P.
                       By: FrontierVision Partners, L.P., its general partner
                       By: Adelphia GP Holdings, L.L.C., its general partner
                       By: ACC Operations, Inc., its sole member

Date: May 15, 2001     By:    /s/ TIMOTHY J. RIGAS
                             ---------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer,
                              Chief Accounting Officer, and Treasurer

                       FRONTIERVISION HOLDINGS CAPITAL CORPORATION

Date: May 15, 2001     By:    /s/ TIMOTHY J. RIGAS
                             ---------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer,
                              Chief Accounting Officer, and Treasurer

                       FRONTIERVISION HOLDINGS CAPITAL II CORPORATION

Date: May 15, 2001     By:    /s/ TIMOTHY J. RIGAS
                             ---------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer,
                              Chief Accounting Officer, and Treasurer