Form 10-Q
period 2001-09-30
FRONTIERVISION HOLDINGS CAPITAL CORP; FRONTIERVISION HOLDINGS CAPITAL II CORP; FRONTIERVISION HOLDINGS LP
filed 2001-11-14
CIK 1045708, 1079201, 1045710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----  Exchange Act of 1934


                For the quarterly period ended September 30, 2001


_____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


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


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
              Yes   x                              No _____
                  -----

Number of shares of common stock of FrontierVision Holdings Capital Corporation and FrontierVision Holdings Capital II Corporation outstanding as of November 14, 2001: 100 and 1,000, respectively.

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

                                             FRONTIERVISION HOLDINGS, L.P.
                                     FRONTIERVISION HOLDINGS CAPITAL CORPORATION
                                   FRONTIERVISION HOLDINGS CAPITAL II CORPORATION

                                                   TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION                                                                    PAGE
                                                                                                    ----
Item 1.  Financial Statements                                                                         3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                            15

SIGNATURES                                                                                           16

SAFE HARBOR STATEMENT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, FrontierVision Holdings, L.P. and subsidiaries ("Holdings" or the "Company"). These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risk associated with the company's growth and financing, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risk associated with reliance on the performance and financial conditions of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus filed under Registration Statement No. 333-64224 of Adelphia Communications Corporation, and most recent prospectus supplement, under the heading "Risk Factors". In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                 (Dollars in thousands)

                                                                                       December 31,      September 30,
                                                                                           2000              2001
                                                                                    -------------------------------------
ASSETS

Property, plant and equipment - net                                                 $         595,019  $        817,762
Intangible assets - net                                                                     1,719,828         1,742,055
Cash and cash equivalents                                                                       7,076             3,307
Subscriber receivables - net                                                                   14,896            16,212
Prepaid expenses and other assets - net                                                        26,156            31,563
                                                                                    -------------------------------------

        Total assets                                                                $       2,362,975  $      2,610,899
                                                                                    =====================================

LIABILITIES AND PARTNERS' EQUITY

Subsidiary debt                                                                     $         873,112  $        830,698
Parent debt                                                                                   313,340           335,440
Other debt                                                                                     21,588            17,689
Accounts payable                                                                               28,547            59,157
Subscriber advance payments and deposits                                                        7,985             8,737
Accrued interest and other liabilities                                                         36,664            51,160
Deferred income taxes                                                                          15,751            15,986
                                                                                    -------------------------------------
        Total liabilities                                                                   1,296,987         1,318,867
                                                                                    -------------------------------------

Commitments and contingencies (Note 8)

Partners' equity:
    FrontierVision Partners, L.P.                                                           1,064,922         1,290,740
    FrontierVision Holdings, L.L.C.                                                             1,066             1,292
                                                                                    -------------------------------------
        Total partners' equity                                                              1,065,988         1,292,032
                                                                                    -------------------------------------

        Total liabilities and partners' equity                                      $       2,362,975  $      2,610,899
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

                                      FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                  (Dollars in thousands)


                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                     -----------------------------------------------------------------------
                                                           2000              2001              2000              2001
                                                     ----------------- ----------------- ----------------- -----------------

Revenues                                             $        78,645   $        90,213   $       232,058   $       259,680
                                                     ----------------- ----------------- ----------------- -----------------

Operating expenses:

   Direct operating and programming                           25,777            31,470            80,350            91,582
   Selling, general and administrative                        14,298            11,288            39,320            37,899
   Depreciation and amortization                              24,595            29,943            72,885            85,813
                                                     ----------------- ----------------- ----------------- -----------------

     Total                                                    64,670            72,701           192,555           215,294
                                                     ----------------- ----------------- ----------------- -----------------


Operating income                                              13,975            17,512            39,503            44,386

Other (expense) income:
   Interest expense                                          (26,615)          (23,448)          (79,061)          (73,446)
   Gain on cable systems exchange                                 -                 -                 -             72,831
   Other                                                          -               (451)               -             (2,509)
                                                     ----------------- ----------------- ----------------- -----------------
                                                             (26,615)          (23,899)          (79,061)           (3,124)
     Total



(Loss) income before income taxes                            (12,640)           (6,387)          (39,558)           41,262
Income tax expense                                              (354)              (99)           (1,094)             (235)
                                                     ----------------- ----------------- ----------------- -----------------

Net (loss) income                                    $       (12,994)  $        (6,486)  $       (40,652)  $        41,027
                                                     ================= ================= ================= =================










See the accompanying notes to condensed consolidated financial statements.


                                   FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (Dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   -----------------------------------
                                                                                         2000              2001
                                                                                   -----------------  ----------------
Cash flows from operating activities:
    Net (loss) income                                                              $       (40,652)   $       41,027
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                       72,885            85,813
        Deferred income tax expense                                                          1,094               235
        Gain on cable systems exchange                                                          -            (72,831)
        Non cash interest expense                                                           19,726            20,725
        Other                                                                                   -              2,509
         Changes in operating assets and liabilities, net of effects of acquisitions and cable systems exchange:
           Subscriber receivables                                                             (128)             (888)
           Prepaid expenses and other assets                                                  (484)          (14,948)
           Accounts payable                                                                  8,880            27,208
           Subscriber advance payments and deposits                                          2,466               774
           Accrued interest and other liabilities                                           16,132            14,496
                                                                                   -----------------  ----------------

Net cash provided by operating activities                                                   79,919           104,120
                                                                                   -----------------  ----------------

Cash flows from investing activities:
    Expenditures for property, plant and equipment                                        (113,053)         (247,693)
    Acquisitions                                                                            (3,128)               -
                                                                                   -----------------  ----------------

Net cash used for investing activities                                                    (116,181)         (247,693)
                                                                                   -----------------  ----------------

Cash flows from financing activities:
    Repayments of debt                                                                     (12,825)          (45,213)
    Partner capital contributions                                                           50,099           185,017
                                                                                   -----------------  ----------------

Net cash provided by financing activities                                                   37,274           139,804
                                                                                   -----------------  ----------------

Increase (decrease) in cash and cash equivalents                                             1,012            (3,769)

Cash and cash equivalents, beginning of period                                               7,412             7,076
                                                                                   -----------------  ----------------

Cash and cash equivalents, end of period                                           $         8,424    $        3,307
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

                 FRONTIERVISION HOLDINGS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


1.  The Partnership and Basis of Presentation

        FrontierVision Holdings, L.P. ("Holdings") is wholly-owned by FrontierVision Partners, L.P., a Delaware limited partnership ("FVP"). Holdings is a Delaware limited partnership formed on September 3, 1997 for the purpose of acting as co-issuer with its wholly-owned subsidiary, FrontierVision Holdings Capital Corporation ("Holdings Capital"). Holdings Capital was organized on August 22, 1997 for the sole purpose of acting as co-issuer of $237,650 aggregate principal amount at maturity of 11 7/8% Senior Discount Notes due 2007 (the "Discount Notes"). Holdings Capital has no substantial assets or liabilities and has had no operations of any kind since inception.

        FVP contributed to Holdings, both directly and indirectly all of the outstanding partnership interests of FrontierVision Operating Partners, L.P. ("FVOP") prior to the issuance of the Discount Notes on September 19, 1997 (the "Formation Transaction"). As a result, FVOP and its wholly-owned subsidiary, FrontierVision Capital Corporation ("Capital"), are wholly-owned, consolidated subsidiaries of Holdings. The Formation Transaction was accounted for at predecessor cost.

        FrontierVision Holdings Capital II Corporation, a Delaware corporation ("Holdings Capital II"), is a wholly-owned subsidiary of Holdings, and was organized on December 2, 1998, for the sole purpose of acting as co-issuer with Holdings of $91,298 aggregate principal amount at maturity of the 11 7/8% Senior Discount Notes, Series B. Holdings Capital II has no substantial assets or liabilities and has had no operations of any kind since inception.

        As used herein, the "Company" collectively refers to Holdings, Holdings Capital, FrontierVision Operating Partners, Inc. ("FVOP Inc."), FVOP, Capital and Holdings Capital II.

        The Company's operations consist of providing telecommunications services primarily over its networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. The Company owns and operates cable television systems in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems.

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Annual Report on Form 10-K of the Company filed with the Securities and Exchange

Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's December 31, 2000 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

2.  Cable Systems Exchange

        On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable system exchange with Comcast Corporation. As a result of the transaction, the Company added approximately 27,000 basic subscribers in Los Angeles, California in exchange for approximately 19,500 basic subscribers in Michigan. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. As a result of this transaction, the Company recorded a gain of approximately $73,000, and an increase of property, plant and equipment and intangibles of approximately $11,000 and $62,000, respectively. The Company has made a preliminary allocation of the purchase accounting, which is subject to final allocation and appraisal.

3.  Debt

        The Company's debt was comprised of the following:

                                                                                 December 31,      September 30,
                                                                                     2000               2001
                                                                                ----------------  -----------------
  Subsidiary Debt:
      Bank Credit Facility:
           Revolving Credit Facility, interest based on various floating rate options (8.69% and 5.12% average at December 31, 2000
              and September 30, 2001, respectively)                             $      200,000    $       175,000
           Term loans, interest based on various floating LIBOR rate
              options (8.97% and 5.55% weighted average at
              December 31, 2000 and September 30, 2001, respectively)                  462,406            446,369
      11% Senior Subordinated Notes due 2006                                           210,706            209,329
                                                                                ----------------  -----------------
           Total                                                                $      873,112    $       830,698
                                                                                ================  =================

  Parent Debt:
      11 7/8% Senior Discount Notes due 2007                                    $      313,340    $       335,440
                                                                                ================  =================

  Other Debt:
      Capital leases                                                            $       21,588    $        17,689
                                                                                ================  =================

4.  Supplemental Financial Information

        Cash payments for interest were $45,000 and $48,372 for the nine months ended September 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $50,952 and $91,523 at December 31, 2000 and September 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $66,171 and $106,720 at December 31, 2000 and September 30, 2001, respectively.

5.  Income Taxes

        Income tax expense for the three and nine months ended September 30, 2000 and 2001 was comprised of deferred taxes.

6.  Derivative Financial Instruments

        The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

        The Company manages its interest rate risk through the use of interest rate protection instruments such as swaps, caps and collars. The use of such interest rate protection instruments (as required by some of the Company's borrowing agreements) is intended to minimize the volatility of cash flows caused by interest rate fluctuations. These instruments are not designated as hedging instruments under the provisions of SFAS No. 133. Therefore, the change in the fair value of these instruments is recorded in "Other" in the condensed consolidated statement of operations.

7.  Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At September 30, 2001, the carrying value of goodwill and indefinite-lived intangible assets that will no longer be amortized approximated $1,657,104. Amortization of such assets was approximately $11,049 and $32,751 for the three and nine months ended September 30, 2001, respectively. The Company has not yet completed its impairment assessment of goodwill and indefinite-lived intangible assets which will be required upon implementation of the standard.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

8.  Commitments and Contingencies

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

        The Company owns and operates cable television systems in small and medium-sized suburban and exurban communities in the United States in four primary operating clusters - New England, Ohio, Kentucky and other smaller groups of cable television systems. As of September 30, 2001, the Company owned systems with broadband networks that passed in front of approximately 1,077,000 homes and served approximately 705,000 basic subscribers. In addition to traditional analog cable television, the Company, or one of its affiliates, offers a wide range of telecommunications services including digital cable television, high speed data and Internet access, paging and telephony.

Results of Operations

    Three and Nine Months Ended September 30, 2000 and 2001

        The following table is derived from the Company's condensed consolidated statements of operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                                               Percentage of Revenues
                                                              ---------------------------------------------------------
                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                              ---------------------------------------------------------
                                                                  2000           2001          2000          2001
                                                              ---------------------------------------------------------
              Revenues                                               100.0%         100.0%        100.0%        100.0%

              Expenses:
                   Direct operating and programming                   32.8%          34.9%         34.6%         35.3%
                   Selling, general and administrative                18.2%          12.5%         16.9%         14.6%
                   Depreciation and amortization                      31.3%          33.2%         31.4%         33.0%
                                                              ---------------------------------------------------------
              Operating income                                        17.7%          19.4%         17.1%         17.1%
                                                              =========================================================


    Revenues

        Revenues increased 14.7% and 11.9% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This increase was primarily attributable to the implementation of rate increases in substantially all of the Company's systems in 2001, the growth of digital cable television, high speed data and Internet access subscribers, as well as an increase in management fees charged to affiliate companies. This increase was partially offset by a decrease in national and local advertising sales.

    Direct operating and programming

        These expenses, which are comprised mainly of programming costs and technical expenses, increased by 22.1% and 14.0% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This increase was primarily attributable to digital cable television, high speed data and Internet access growth, as well as an increase in rates charged by program suppliers.

    Selling, general and administrative

        These expenses, which are comprised mainly of costs relating to system offices, customer service representatives, sales and administrative employees, decreased 21.1% and 3.6% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This decrease was primarily attributable to reductions of marketing campaigns and other costs.

    Depreciation and amortization

        Depreciation and amortization increased 21.7% and 17.7% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This increase was primarily attributable to the exchange with Comcast Corporation and increased capital expenditures made during the past several quarters.

    Interest expense

        Interest expense decreased 11.9% and 7.1% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of the prior year. This decrease was primarily attributable to the decrease in the average interest rate on outstanding variable rate indebtedness and a decrease in the average amount of outstanding indebtedness.

    Gain on Cable Systems Exchange

        On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company recognized a gain of approximately $73,000 in the nine months ended September 30, 2001.

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

        Capital expenditures for the nine months ended September 30, 2000 and 2001, were $113,053 and $247,693, respectively. The increase in capital expenditures for the nine months ended September 30, 2001, compared with the same period of the prior year was primarily due to the continual upgrading of the plant to be completely addressable and provide two-way communication capability. The Company expects that capital expenditures from October 1, 2001 through December 31, 2001 will be in a range of approximately $60,000 to $80,000.

        At September 30, 2001, the Company's total outstanding debt aggregated approximately $1,183,827, which included $335,440 of parent debt and approximately $848,387 of subsidiary public, bank and other debt. As of September 30, 2001, Holdings' subsidiaries had an aggregate of approximately $125,000 in unused credit lines and cash and cash equivalents.

        The Company's weighted average interest rate on amounts payable to banks was approximately 8.8% at September 30, 2000, compared to approximately 5.8% at September 30, 2001. At September 30, 2001, approximately 67.1% of total debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements.

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2001:

                  Three months ending December 31, 2001                 $      18,980
                  Year ending December 31, 2002                                46,344
                  Year ending December 31, 2003                                57,594
                  Year ending December 31, 2004                                61,981
                  Year ending December 31, 2005                               318,988


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

        The Company believes that cash and cash equivalents, internally generated funds, borrowings under the existing credit facilities, advances from affiliates and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

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

Regulatory and Competitive Matters

        The operations of the Company are affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels.

        Cable television companies operate under franchises granted by local authorities. Because such franchises are non-exclusive, the Company is subject to competition with other cable operators and, in some cases, systems operated by the municipal franchising authorities themselves. The Company is also subject to competition from DBS and wireless service providers, which are not subject to regulation on the local level, since they do not utilize the public rights of way. These providers are also exempt from many of the federal regulations applicable to the cable industry. This difference in regulatory schemes hinders the Company's ability to compete on a level playing field.

        The Company is subject to rate regulation by certain franchising authorities that have petitioned the FCC for certification to regulate the Company's rates. Such rate regulation, however, is limited to the basic, or lowest level, service tier.

        Federal regulations also limit the Company's discretion to select certain programming services, by mandating the carriage of local broadcast television stations, franchise-required public, educational and governmental channels, and unaffiliated commercial leased access programming services. Such mandatory carriage obligations could increase if the FCC decides to extend such mandatory carriage rules to the digital level of service, which issue is currently pending before the FCC. These mandatory carriage requirements limit the capacity available to the Company for revenue-generating programming services.

        Additionally, the FCC is currently considering a rulemaking to determine the regulatory status of Internet service. Specifically, the FCC is reviewing whether Internet service is a cable service and, therefore, subject to regulation at the local level, or a telecommunications service and, therefore, subject to regulation at the state level. The outcome of the decision could have an impact on such factors as the rates the Company may charge for such service, the extent to which the Company would have to make its Internet facilities available to the franchising authorities and unaffiliated service providers, and the rates the Company must pay utilities for pole attachments. For further information regarding regulatory and competitive matters and their effect on the Company, see the Company's most recent Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed for the quarter ended September 30, 2001.

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

                          FRONTIERVISION HOLDINGS, L.P.

                          By: FrontierVision Partners, L.P., its general partner
                          By: Adelphia GP Holdings, L.L.C., its general partner
                          By: ACC Operations, Inc., its sole member

Date: November 14, 2001   By:    /s/ TIMOTHY J. RIGAS
                              --------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                          FRONTIERVISION HOLDINGS CAPITAL CORPORATION

Date: November 14, 2001   By:    /s/ TIMOTHY J. RIGAS
                              --------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer

                          FRONTIERVISION HOLDINGS CAPITAL II CORPORATION

Date: November 14, 2001   By:    /s/ TIMOTHY J. RIGAS
                              --------------------------------------------------
                              Timothy J. Rigas
                              Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer